Form 10-K405
period 1997-12-31
FIRST OMNI BANK CREDIT CARD MASTER TRUST
filed 1998-03-31
CIK 1058729

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                 FORM 10-K

 X Annual report pursuant to Section 13 or 15(d) of the Securi-ties Exchange Act of 1934 for the fiscal year ended December
     31, 1997 or

     Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _______

                       Commission file number 0-23973

                  BANK OF AMERICA NATIONAL ASSOCIATION
                             on behalf of the
          FIRST OMNI BANK CREDIT CARD MASTER TRUST, SERIES 1996-A
          (Exact name of registrant as specified in its charter)

       United States                           86-0645265
(State or other jurisdiction of       (I.R.S. Employer
incorporation or organization         Identification No.)

1825 E. Buckeye Road
Phoenix, AZ                                        85034
(Address of principal executive offices)          (Zip Code)

(Registrant's telephone number, including area code)(602)597-3738

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

     Class A 6.65% Asset Backed Certificates, Series 1996-A

Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes   X       No____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State the aggregate market value of voting stock held by non-affiliates of the registrant. Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. Not Applicable.

Page 2
PART I.

     Item 3.   Legal Proceedings.  None.

     Item 4. Submission of Matters to a Vote of Security Hold-ers. None.

PART II.

     Item 5.   Market for Registrant's Common Equity and Related
               Stockholder Matters. Not applicable for this Re-port.

     Item 9.   Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure.  None.

PART III.

     Item 12. Security Ownership of Certain Beneficial Owners and Management. The following table sets forth, as of December 31, 1997, information regarding each participant in the Depository Trust Company that held a position of more than 5% of the aggregate principal amount of the Class A 6.65% Asset Backed Certficates, Series 1996-A.

                                        Amount/Nature
               Name/Address of          of beneficial   Percent
               beneficial owner           ownership    of Class
               ------------------------------------------------
               Northern Trust Company    $93,020,000    21.02%
               801 S. Canal C-In
               Chicago, IL 60607

               Chase Manhattan Bank      $81,435,000    18.40%
               4 New York Plaza
               13th Floor, New York, NY
               10004

               Boston Safe Deposit &     $49,255,000    11.13%
               Trust Co., c/o Mellon
               Bank N.A., Three Mellon
               Bank Center Room 153-3015
               Pittsburgh, PA 15259

    Page 3

                                        Amount/Nature
               Name/Address of          of beneficial   Percent
               beneficial owner           ownership    of Class
               ------------------------------------------------
               SSB-Custodian             $33,960,000     7.67%
               Global Corp. Action
               Dept. JAB5W, P.O. Box
               1631, Boston, MA
               02105-1631

               The Bank of New York      $28,750,000     6.50%
               925 Patterson Plank Rd.
               Secaucus, NJ 07094

               Bankers Trust Company     $27,205,000     6.15%
               c/o BT Services Tennessee
               Inc., 648 Grassmere
               Park Dr., Nashville, TN
               37211

     Item 13.  Certain Relationships and Related Transactions.
               None.

PART IV.

     Item 14. Exhibits, Financial Statement Schedules and Re-ports on Form 8-K.

     (a)  Exhibits.

     10.1 Pooling and Servicing Agreement, dated as of April 1, 1996, between First Omni Bank, N.A. and The Bank of New York, as Trustee (incorporated herein by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed with the Commission on May 2, 1996)

     10.2 Series 1996-A Supplement, dated as of April 1, 1996, between First Omni Bank, N.A. and The Bank of New York, as Trustee (incorporated herein by reference to Exhibit
          4.2 to the Registrant's Current Report on Form 8-K filed with the Commission on May 2, 1996)

     10.3 Transfer and Assumption Agreement, dated as of February 25, 1998 among First Omni Bank, N.A., Bank of America National Association and The Bank of New York, as Trustee (incorporated herein by reference to Exhibit
          4.1 to the Current Report on Form 8-K of First Omni Bank, N.A. (File No. 0-20755) filed on March 6, 1998)

     99.1 First Omni Bank Credit Card Master Trust, Series
          1996-A, Annual Servicer's Certificate for the period ended December 31, 1997.

     99.2 First Omni Bank Credit Card Master Trust, Series
          1996-A, Annual Independent Accountants' Servicing
          Report for the period ended December 31, 1997.

     (c)  Reports on Form 8-K.

     (i) Current Reports on Form 8-K, dated January 15, 1997, February 17, 1997, March 17, 1997, April 15, 1997, May
          15, 1997, June 16, 1997, July 15, 1997, August 15,
          1997, September 15, 1997, October 15, 1997, November 17, 1997 and December 15, 1997.

Page 5
                              SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 31, 1998          FIRST OMNI BANK CREDIT CARD MASTER
                              TRUST, SERIES 1996-A

                              By:  BANK OF AMERICA NATIONAL
                                   ASSOCIATION, Servicer


                              By:  /s/ MARGARET A. SPRUDE
                                   ------------------------------

                                   Margaret A. Sprude, Senior
                                   Vice-President and Chief
                                   Financial Officer

Page 6

                              EXHIBIT INDEX

Exhibit        Description                                  Page
10.1           Pooling and Servicing Agreement,              -
               dated as of April 1, 1996, between
               First Omni Bank, N.A. and The Bank
               of New York, as Trustee (incorpo-
               rated herein by reference to Exhib-
               it 4.1 to the Registrant's Current
               Report on Form 8-K filed with the
               Commission on May 2, 1996)

10.2           Series 1996-A Supplement, dated as            -
               of April 1, 1996, between First
               Omni Bank, N.A. and The Bank of New
               York, as Trustee (incorporated
               herein by reference to Exhibit 4.2
               to the Registrant's Current Report
               on Form 8-K filed with the Commis-
               sion on May 2, 1996)

10.3           Transfer and Assumption Agreement,            -
               dated as of February 25, 1998 among
               First Omni Bank, N.A., Bank of America
               National Association and The Bank of
               New York, as Trustee (incorporated
               herein by reference to Exhibit 4.1
               to the Current Report on Form 8-K of
               First Omni Bank, N.A. (File No. 0-20755)
               filed on March 6, 1998)

99.1           First Omni Bank Credit Card Master            7
               Trust, Series 1996-A, Annual
               Servicer's Certificate for the
               period ended December 31, 1997.

99.2           First Omni Bank Credit Card Master            9
               Trust, Series 1996-A, Annual
               Independent Accountants' Servicing
               Report for the period ended
               December 31, 1997.