Form 10-K
period 1998-12-31
FIRST OMNI BANK CREDIT CARD MASTER TRUST
filed 1999-03-31
CIK 1058729

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1998

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

(Registrant's telephone number, including area code)(704) 386-4103

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

     Class A 6.65% Asset Backed Certificates, Series 1996-A

Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State the aggregate market value of voting stock held by non-affiliates of the registrant. Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. Not
Applicable.

PART I.

     Item 3.   Legal Proceedings.  None.

     Item 4.   Submission of Matters to a Vote of Security Holders.
               None.

PART II.

     Item 5.   Market for Registrant's Common Equity and
Related Stockholder Matters.
(a) Market Information. There is no established public trading market for the Certificates.
(b) Holders. Each of the Certificates was issued in book entry form only.
(c) Dividends. Not applicable.

     Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure. None.

PART III.

     Item 12. Security Ownership of Certain Beneficial Owners
and Management	The Certificates are represented by one or more certificates registered in the name of Cede & Co., the nominee of The Depository Trust Company ("DTC"). An investor holding an interest in the Trust is not entitled to receive a certificate representing such interest except in limited circumstances. Accordingly, Cede & Co. is the sole holder of record of the Certificates, which it holds on behalf of brokers, dealers, banks and other participants in the DTC system. Such participants may hold certificates for their own accounts or for the accounts of their customers. The address of Cede & Co. is:
		Cede & Co.
		c/o The Depository Trust Company
		Seven Hanover Square
		New York, New York  10004

     Item 13.  Certain Relationships and Related Transactions.
               None.

PART IV.

     Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a) Exhibits.

     99.1 First Omni Bank Credit Card Master Trust, Series
          1996-A, Annual Servicer's Certificate for the period ended December 31, 1998.

     99.2 First Omni Bank Credit Card Master Trust, Series
          1996-A, Annual Independent Accountants' Servicing
          Report for the period ended December 31, 1998.

     (c)  Reports on Form 8-K.

(i) Current Reports on Form 8-K, dated January 15, 1998, February 17, 1998, March 31, 1998, April 22, 1998, June 2, 1998, July 2, 1998, August 24,1998,
     September 24, 1998, October 29, 1998, November 20, 1998 and
     December 17, 1998.

                              SIGNATURES

     Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 31, 1999       FIRST OMNI BANK CREDIT CARD MASTER
                           TRUST, SERIES 1996-A

                           By:  BANK OF AMERICA NATIONAL
                           ASSOCIATION, Servicer

                           By: /s/ Margaret A. Sprude
                           ------------------------------

                            Margaret A. Sprude,
                            Senior Vice-President and Chief
                            Financial Officer


                              EXHIBIT INDEX