Form 10-K
period 1999-12-31
FIRST OMNI BANK CREDIT CARD MASTER TRUST
filed 2000-03-30
CIK 1058729

SECURITIES  AND  EXCHANGE  COMMISSION
                         Washington,  D.C.  20549

                                 FORM  10-K

    Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
       Act of 1934 for the fiscal year ended December 31, 1999

                   Commission  file  number  0-23973


             BANK  OF  AMERICA,  NATIONAL  ASSOCIATION  (USA)
                             on  behalf  of  the
       FIRST  OMNI  BANK  CREDIT  CARD  MASTER  TRUST,  SERIES  1996-A
       ---------------------------------------------------------------
       (Exact  name  of  registrant  as  specified  in  its  charter)

     United  States                                86-0645265
     -----------------------------------------------------------------
     (State or other jurisdiction  of              (I.R.S.  Employer
     incorporation or organization                 Identification  No.)

     1825  E.  Buckeye  Road Phoenix,  AZ                            85034
     ---------------------------------------------------------------------
     (Address  of  principal  executive  offices)              (Zip  Code)

Registrant's telephone number, including area code           (888) 279-3457

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:
     Class  A  6.65%  Asset  Backed  Certificates,  Series  1996-A

Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements  for  the  past  90  days.    Yes  [X]  No [ ]

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

PART  I.

     Item  3.   Legal  Proceedings
                ------------------
                None.

     Item  4.   Submission of Matters to a Vote of Security Holders
                ---------------------------------------------------
                None.

PART  II.

     Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.
                --------------------
                Not applicable for this Report.

     Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
                --------------------------------------
                None.

PART  III.

     Item 12.  Security  Ownership  of  Certain  Beneficial  Owners
               and  Management.
               ----------------
               The following table sets forth, as of December 31, 1999, information regarding each participant in the Depository Trust Company that held a position of more than 5% of the aggregate principal amount of the Class A 6.65% Asset Backed Certficates, Series 1996-A.

                                           Amount/Nature
               Name/Address  of            of beneficial  Percent
               beneficial  owner           ownership      of  Class
               ----------------------------------------------------
               Northern Trust Company      $93,020,000    21.02%
               801  S.  Canal  C-In
               Chicago,  IL  60607

               Chase  Manhattan  Bank      $81,435,000    18.40%
               4  New  York  Plaza
               13th Floor
               New York, NY 10004

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
               Park  Dr.,  Nashville,  TN
               37211

     Item 13.  Certain  Relationships  and  Related  Transactions.
               ---------------------------------------------------
               None.

PART  IV.

     Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.
               ----------------------------------------------------------------
          (a)  Exhibits.
               10.1  Pooling and Servicing Agreement, dated as of April 1, 1996 between  First  Omni  Bank,  N.A.  and  The  Bank  of  New
                     York, as  Trustee  (incorporated  herein  by  reference  to
                     Exhibit 4.1 to the Registrant's  Current  Report  on  Form
                     8-K  filed  with  the  Commission  on  May  2,  1996)

               10.2  Series 1996-A Supplement, dated as  of  April  1,  1996 between First Omni Bank, N.A. and The  Bank  of  New  York, as Trustee (incorporated herein by  reference  to  Exhibit
                     4.2  to  the  Registrant's  Current  Report  on  Form  8-K
                     filed  with  the  Commission  on  May  2,  1996)

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

               99.1  First  Omni  Bank  Credit  Card  Master  Trust,  Series
                     1996-A, Annual Servicer's Certificate for the period ended December 31, 1999.

               99.2  First  Omni  Bank  Credit  Card  Master  Trust,  Series
                     1996-A,  Annual  Independent  Accountants'  Servicing
                     Report  for  the  period  ended  December  31,  1999.

          (c)  Reports  on  Form  8-K.

          (i)  Current  Reports  on  Form  8-K,  dated  January  15,  1999,
               February 15, 1999, March 15, 1999, April 15, 1999, May 17, 1999,
               June 15, 1999, July  15, 1999, August  16, 1999,
               September 15,  1999,  October  15,  1999,  November 15,  1999 and
               December  15,  1999.

                              SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  March  30,  2000

                                 FIRST  OMNI  BANK  CREDIT  CARD  MASTER
                                 TRUST,  SERIES  1996-A

                                 By:  BANK  OF  AMERICA,  NATIONAL
                                      ASSOCIATION  (USA),  Servicer


                                 By:  /s/  DAVID  M.  BELK
                                      --------------------
                                           David  M.  Belk
                                           Senior Vice-President


                              EXHIBIT  INDEX
<TALBE>

Exhibit        Description                                  Page

10.1           Pooling  and  Servicing  Agreement,              -
               dated  as  of  April  1,  1996,  between
               First  Omni  Bank,  N.A.  and  The  Bank
               of  New  York,  as  Trustee  (incorpo-
               rated  herein  by  reference  to  Exhib-
               it  4.1  to  the  Registrant's  Current
               Report  on  Form  8-K  filed  with  the
               Commission  on  May  2,  1996)

10.2           Series  1996-A  Supplement,  dated  as            -
               of  April  1,  1996,  between  First
               Omni  Bank,  N.A.  and  The  Bank  of  New
               York,  as  Trustee  (incorporated
               herein  by  reference  to  Exhibit  4.2
               to  the  Registrant's  Current  Report
               on  Form  8-K  filed  with  the  Commis-
               sion  on  May  2,  1996)

10.3           Transfer  and  Assumption  Agreement,            -
               dated  as  of  February  25,  1998  among
               First  Omni  Bank,  N.A.,  Bank  of  America
               National  Association  and  The  Bank  of
               New  York,  as  Trustee  (incorporated
               herein  by  reference  to  Exhibit  4.1
               to  the  Current  Report  on  Form  8-K  of
               First  Omni  Bank,  N.A.  (File  No.  0-20755)
               filed  on  March  6,  1998)

99.1           First  Omni  Bank  Credit  Card  Master            7
               Trust,  Series  1996-A,  Annual
               Servicer's  Certificate  for  the
               period  ended  December  31,  1999.

99.2           First  Omni  Bank  Credit  Card  Master            9
               Trust,  Series  1996-A,  Annual
               Independent  Accountants'  Servicing
               Report  for  the  period  ended
               December  31,  1999.
