Form 10-K
period 2000-12-31
FIRST OMNI BANK CREDIT CARD MASTER TRUST
filed 2001-03-30
CIK 1058729

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                             ______________________

                                    FORM 10-K

                  Annual report pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2000

                         Commission file number 0-23973

                   BANK OF AMERICA, NATIONAL ASSOCIATION (USA)
                   -------------------------------------------
   (on behalf of the  FIRST OMNI BANK CREDIT CARD MASTER TRUST, SERIES 1996-A)
   ---------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

United  States                                                     86-0645265
--------------                                        -----------------------
(State  or  other  jurisdiction of                           (I.R.S. Employer
incorporation  or  organization                           Identification No.)

1825  E.  Buckeye  Road  Phoenix,  AZ                                   85034
-----------------------------------------------------------------------------
(Address  of  principal  executive  offices)                      (Zip  Code)

(Registrant's  telephone  number,  including  area code)       (888) 279-3457

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

PART  I.
--------

Item  1.     Business
             --------
             Not  applicable.

Item  2.     Properties
             ----------
              Not  applicable.

Item  3.   Legal  Proceedings.
           -------------------
            None.

Item  4.   Submission  of  Matters  to  a  Vote  of  Security  Holders.
           ------------------------------------------------------------
            None.


PART  II.
---------

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.
          ----------------------------------------------------------------------
          Not  applicable  for  this  Report.

Item  6.     Selected  Financial  Data
             -------------------------
             Not  applicable.

Item  7.     Management's  Discussion  and  Analysis  of Financial Condition and
             -------------------------------------------------------------------
             Results  of  Operations
             -------------------
             Not  applicable.

Item  8.     Financial  Statements  and  Supplementary  Data
             -----------------------------------------------
             Not  applicable.

Item  9.  Changes  in  and  Disagreements  with  Accountants  on  Accounting and
          ----------------------------------------------------------------------
           Financial  Disclosure.
           ---------------
            None.

PART  III.
----------

Item  10.  Directors  and  Executive  Officers  of  the  Registrant
           --------------------------------------------------------
            Not  applicable.

Item  11.  Executive  Compensation
           -----------------------
           Not  applicable.

Item  12.  Security  Ownership  of  Certain  Beneficial  Owners  and  Management
           ---------------------------------------------------------------------
       The following table sets forth, as of December 31, 1999, information regarding each participant in the Depository Trust Company that held a position of more than 5% of the aggregate principal amount of the Class A 6.65% Asset Backed Certficates, Series 1996-A.

                                            Amount/Nature
               Name/Address  of             of  beneficial          Percent
               beneficial  owner            ownership              of  Class

               --------------------------------------------------------------
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
               Park  Dr.,  Nashville,  TN
               37211



Item  13.  Certain  Relationships  and  Related  Transactions.
           ---------------------------------------------------
               None.

PART  IV.
---------

Item  14.  Exhibits,  Financial  Statement  Schedules  and  Reports on Form 8-K.
           ---------------------------------------------------------------------


           (a)     1.   Not  applicable.
                   2.   Not  applicable.
                   3.   Exhibits:

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

99.1 First Omni Bank Credit Card Master Trust, Series 1996-A, Annual Servicer's Certificate for the period ended December 31, 2000.

99.2 First Omni Bank Credit Card Master Trust, Series 1996-A, Annual Independent Accountants' Servicing Report for the period ended December 31, 2000.

            (b)          Reports  on  Form  8-K.

                       Current Reports on Form 8-K, dated
                       ----------------------------------

                                January 18, 2000
                                February 15, 2000
                                 March 15, 2000
                                 April 17, 2000
                                  May 15, 2000
                                  June 15, 2000
                                  July 17, 2000
                                 August 15, 2000
                               September 15, 2000
                                October 16, 2000
                                November 15, 2000
                               December 15, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  March  30,  2001
       ----------------

                              FIRST  OMNI  BANK  CREDIT  CARD  MASTER
                              TRUST,  SERIES  1996-A

                              By:  BANK  OF  AMERICA,  NATIONAL
                              ASSOCIATION  (USA),  Servicer

                              By:  /s/  David  Belk
                                  -----------------
                                    David  M.  Belk
                                    Senior vice-President

                                  EXHIBIT INDEX


Exhibit               Description                                   Page
-------               -----------                                   ----

10.1     Pooling  and  Servicing  Agreement,  dated  as               -
         of  April  1,  1996,  between  First  Omni  Bank,
         N.A.  and  The  Bank  of  New  York,  as  Trustee
         (incorporated  herein  by  reference  to  Exhibit
         4.1  to  the  Registrant's  Current  Report  on
         Form  8-K  filed  with  the  Commission  on
         May  2,  1996)

10.2     Series  1996-A  Supplement,  dated  as  of                   -
         April  1,  1996,  between  First  Omni  Bank,
         N.A.  and  The  Bank  of  New  York,  as
         Trustee  (incorporated  herein  by  reference
         to  Exhibit  4.2  to  the  Registrant's  Current
         Report  on  Form  8-K  filed  with  the
         Commission  on  May  2,  1996)

10.3     Transfer  and  Assumption  Agreement,  dated                 -
         as  of  February  25,  1998  among  First  Omni
         Bank,  N.A.,  Bank  of  America  National
         Association  and  The  Bank  of  New  York,  as
         Trustee  (incorporated  herein  by  reference  to
         Exhibit  4.1  to  the  Current  Report  on  Form
         8-K  of  First  Omni  Bank,  N.A.  (File  No.
         0-20755)  filed  on  March  6,  1998)

99.1     First  Omni  Bank  Credit  Card  Master  Trust,               7
         Series 1996-A, Annual Servicer's Certificate for the period ended December 31, 2000.

99.2     First  Omni  Bank  Credit  Card  Master  Trust,               9
         Series  1996-A,  Annual  Independent
         Accountants' Servicing Report for the period ended December 31, 2000.